Form 10-K
period 2015-12-31
Citigroup Commercial Mortgage Trust 2015-GC35
filed 2016-03-30
CIK 1657325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number

333-189017-12

(Commission File Number of issuing entity)

0001657325

(Central Index Key Number of issuing entity)

Citigroup Commercial Mortgage Trust 2015-GC35

(Exact name of issuing entity as specified in its charter)

333-189017

(Commission File Number of depositor)

0001258361

(Central Index Key Number of depositor)

Citigroup Commercial Mortgage Securities Inc.

(Exact name of depositor as specified in its charter)

Goldman Sachs Mortgage Company

(Central Index Key Number: 0001541502)

Citigroup Global Markets Realty Corp.

(Central Index Key Number: 0001541001)

Rialto Mortgage Finance, LLC

(Central Index Key Number: 0001592182)

FCRE REL, LLC

(Central Index Key Number: 0001636352)

(Exact name of sponsor as specified in its charter)

New York	81-0784272 81-0770958 81-6160630
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 14th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

(212) 816-5614

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

See Item 15.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

The property securing the Paramus Park mortgage loan constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB and as disclosed in the Prospectus Supplement for Citigroup Commercial Mortgage Trust 2015-GC35 filed on December 8, 2015. With respect to the property securing the Paramus Park mortgage loan, the most recent unaudited net operating income was $15,198,054 from January 1, 2015 through December 31, 2015.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

Disclosure from Citibank, N.A., as Certificate Administrator:

On June 18, 2014, a civil action was filed against Citibank, N.A. (“Citibank”) in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. That case, involving the three remaining trusts, is pending.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act. Citibank filed a motion to dismiss this case on February 26, 2016.

On August 19, 2015, the Federal Deposit Insurance Corporation (FDIC) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank is jointly briefing a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are all in front of Judge Carter. Defendants’ joint motion to dismiss was fully briefed as of March 22, 2016.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the Pooling and Servicing Agreement for this CMBS transaction.

Disclosure from Deutsche Bank Trust Company Americas, as Trustee:

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint.

On March 25, 2016, plaintiffs filed a new state court complaint in California against DBTCA as to 513 trusts governed by Pooling and Servicing Agreements, most of which had been dismissed from the U.S. District Court action. (Plaintiffs removed 19 of the original 500 and have added 32 new trusts.) DBTCA serves as trustee on only one of these 513 trusts.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under the Pooling and Servicing Agreement for this transaction.

Item 1119 of Regulation AB

Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed on December 8, 2015 pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:

(1)	Not Applicable

(2)	Not Applicable

(3)	Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of December 1, 2015, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, C-III Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein).

4.2	Trust and Servicing Agreement governing the issuance of the GSMS 2015-590M certificates, dated as of November 10, 2015 (the “GSMS 2015-590M TSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein)[1].

4.3	Pooling and Servicing Agreement governing the issuance of the GSMS 2015-GS1 certificates, dated as of November 1, 2015 (the “GSMS 2015-GS1 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Wells Fargo Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein)[2].

4.4	Pooling and Servicing Agreement governing the issuance of the CGCMT 2015-GC33 certificates, dated as of September 1, 2015 (the “CGCMT 2015-GC33 PSA”), by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein)[3].

4.5	Pooling and Servicing Agreement governing the issuance of the GSMS 2015-GC34 certificates, dated as of October 1, 2015 (the “GSMS 2015-GC34 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor, U.S. Bank National Association, as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein)[4].

10.1	Mortgage Loan Purchase Agreement, dated as of December 1, 2015, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty

[1]	The 590 Madison Avenue mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity, and two pari passu companion loans and one subordinate companion loan that are held outside the issuing entity. The 590 Madison Avenue mortgage loan, the related pari passu companion loans and the related subordinate loan are serviced pursuant to the GSMS 2015-590M TSA.
[2]	The South Plains Mall mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity. The Westin Boston Waterfront mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity. The South Plains Mall mortgage loan, the Westin Boston Waterfront mortgage loan and each of the related companion loans are serviced pursuant to the GSMS 2015-GS1 PSA.
[3]	The Illinois Center mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity. The Hammons Hotel Portfolio mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Illinois Center mortgage loan, the Hammons Hotel Portfolio mortgage loan and the related companion loans are serviced pursuant to the CGCMT 2015-GC33 PSA.
[4]

The 750 Lexington Avenue mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity. The 750 Lexington Avenue mortgage loan and the related companion loan are serviced pursuant to the GSMS 2015-GC34 PSA.

Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of December 1, 2015, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of December 1, 2015, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of December 1, 2015, between FCRE REL, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which FCRE REL, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.1)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.6)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.8)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.9)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.6)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.14)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.4)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.5)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.10)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.11)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.6)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.1)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see exhibit 33.27)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.10)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.11)

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.1)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.6)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.8)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.9)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.6)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.14)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.4)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.5)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.10)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.11)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.6)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.1)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see exhibits 34.27)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.10)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.11)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, C-III Asset Management LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Deutsche Bank Trust Company Americas, as custodian

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

35.6	Servicer compliance statement, AEGON USA Realty Advisors, LLC, as special servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

35.9	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see exhibit 35.1)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as special servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

35.14	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

35.15	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

35.16	Servicer compliance statement, Deutsche Bank Trust Company Americas, as custodian for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

35.17	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

35.18	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see exhibit 35.1)

35.19	Servicer compliance statement, U.S. Bank National Association, as certificate administrator for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

35.20	Servicer compliance statement, U.S. Bank National Association, as custodian for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

(b)	The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2016

Citigroup Commercial Mortgage Securities Inc.
(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, President

EXHIBIT INDEX

Exhibit Number	Description

4.1	Pooling and Servicing Agreement, dated as of December 1, 2015, by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, C-III Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein).

4.2	Trust and Servicing Agreement governing the issuance of the GSMS 2015-590M certificates, dated as of November 10, 2015 (the “GSMS 2015-590M TSA”), by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein)[5].

4.3	Pooling and Servicing Agreement governing the issuance of the GSMS 2015-GS1 certificates, dated as of November 1, 2015 (the “GSMS 2015-GS1 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Wells Fargo Bank, National Association, as special servicer, Situs Holdings, LLC, as operating advisor, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein)[6].

4.4	Pooling and Servicing Agreement governing the issuance of the CGCMT 2015-GC33 certificates, dated as of September 1, 2015 (the “CGCMT 2015-GC33 PSA”), by and among Citigroup Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Situs Holdings, LLC, as operating advisor, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein)[7].

4.5	Pooling and Servicing Agreement governing the issuance of the GSMS 2015-GC34 certificates, dated as of October 1, 2015 (the “GSMS 2015-GC34 PSA”), by and among GS Mortgage Securities Corporation II, as

[5]	The 590 Madison Avenue mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity, and two pari passu companion loans and one subordinate companion loan that are held outside the issuing entity. The 590 Madison Avenue mortgage loan, the related pari passu companion loans and the related subordinate loan are serviced pursuant to the GSMS 2015-590M TSA.
[6]	The South Plains Mall mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity. The Westin Boston Waterfront mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity. The South Plains Mall mortgage loan, the Westin Boston Waterfront mortgage loan and each of the related companion loans are serviced pursuant to the GSMS 2015-GS1 PSA.
[7]

The Illinois Center mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and two pari passu companion loans that are held outside the issuing entity. The Hammons Hotel Portfolio mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and three pari passu companion loans that are held outside the issuing entity. The Illinois Center mortgage loan, the Hammons Hotel Portfolio mortgage loan and the related companion loans are serviced pursuant to the CGCMT 2015-GC33 PSA.

depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor, U.S. Bank National Association, as certificate administrator, and U.S. Bank National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein)[8].

10.1	Mortgage Loan Purchase Agreement, dated as of December 1, 2015, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein).

10.2	Mortgage Loan Purchase Agreement, dated as of December 1, 2015, between Goldman Sachs Mortgage Company and Citigroup Commercial Mortgage Securities Inc., pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein).

10.3	Mortgage Loan Purchase Agreement, dated as of December 1, 2015, between Rialto Mortgage Finance, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Rialto Mortgage Finance, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein).

10.4	Mortgage Loan Purchase Agreement, dated as of December 1, 2015, between FCRE REL, LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which FCRE REL, LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated December 8, 2015, and filed by the registrant on December 8, 2015, and is incorporated by reference herein).

31	Rule 15d-14(d) Certification

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

[8]	The 750 Lexington Avenue mortgage loan is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one pari passu companion loan that is held outside the issuing entity. The 750 Lexington Avenue mortgage loan and the related companion loan are serviced pursuant to the GSMS 2015-GC34 PSA.

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.1)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.6)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.8)

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 33.9)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.6)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.14)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.4)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.5)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.10)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 33.11)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.6)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.1)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see exhibit 33.27)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.10)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 33.11)

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, C-III Asset Management LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.1)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as special servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.6)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.8)

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see Exhibit 34.9)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.6)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Situs Holdings, LLC, as operating advisor for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.14)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.4)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.5)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.10)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA (see Exhibit 34.11)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.6)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.1)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as certificate administrator for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, U.S. Bank National Association, as custodian for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see exhibits 34.27)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.10)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see Exhibit 34.11)

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2	Servicer compliance statement, C-III Asset Management LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator

35.4	Servicer compliance statement, Deutsche Bank Trust Company Americas, as custodian

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

35.6	Servicer compliance statement, AEGON USA Realty Advisors, LLC, as special servicer for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

35.7	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the 590 Madison Avenue mortgage loan under the GSMS 2015-590M TSA

35.9	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA (see exhibit 35.1)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as special servicer for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA

35.12	Servicer compliance statement, Wells Fargo Bank, National Association, as custodian for the South Plains Mall mortgage loan and the Westin Boston Waterfront mortgage loan under the GSMS 2015-GS1 PSA

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

35.14	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

35.15	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

35.16	Servicer compliance statement, Deutsche Bank Trust Company Americas, as custodian for the Illinois Center mortgage loan and the Hammons Hotel Portfolio mortgage loan under the CGCMT 2015-GC33 PSA

35.17	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

35.18	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA (see exhibit 35.1)

35.19	Servicer compliance statement, U.S. Bank National Association, as certificate administrator for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA

35.20	Servicer compliance statement, U.S. Bank National Association, as custodian for the 750 Lexington Avenue mortgage loan under the GSMS 2015-GC34 PSA